Form 10-K/A
period 1995-12-31
AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP
filed 1996-04-09
CIK 808516

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1995
                          ------------------------------------------------------
                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_______________________________ to________________

Commission file number              0-17532
                       ---------------------------------------------------------

              American Income Partners III-D Limited Partnership
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

 Massachusetts                                      04-6579994
- ---------------------------------------------       ----------------------------
 (State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                     Identification No.)

 98 N. Washington St., Fifth Floor, Boston, MA      02114
- -----------------------------------------------     ----------------------------
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act        NONE
                                                          ----------------------
        Title of each class            Name of each exchange on which registered
- ------------------------------         -----------------------------------------
- ------------------------------         -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

           519,926  Units Representing Limited Partnership Interest
- --------------------------------------------------------------------------------
                               (Title of class)

- --------------------------------------------------------------------------------
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes XX   No
                                             ----    ----
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


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- --------------------------------------------------------------------------
        (a)  Documents filed as part of this report:

             (1)    Financial Statements:

                    Report of Independent Auditors.............................*

                    Statement of Financial Position
                    at December 31, 1995 and 1994..............................*

                    Statement of Operations
                    for the years ended December 31, 1995, 1994 and 1993.......*

                    Statement of Changes in Partners' Capital
                    for the years ended December 31, 1995, 1994 and 1993.......*

                    Statement of Cash Flows
                    for the years ended December 31, 1995, 1994 and 1993.......*

                    Notes to the Financial Statements..........................*

             (2)    Financial Statement Schedules:

                    None required.

             (3)    Exhibits:

                    Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

          Exhibit
          Number
        ----------

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

* Incorporated herein by reference to the appropriate portion of the 1995 Annual Report to security holders for the year ended December 31, 1995. (See Part II)


          Exhibit
          Number
        ---------
           99 (b)   Lease agreement with Northwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year
                    ended December 31, 1991 as Exhibit 28 (d) and is
                    incorporated herein by reference.


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


              AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP


                         By: AFG Leasing Incorporated,
                         a Massachusetts corporation and the
                         Managing General Partner of the Registrant.






By:  /s/  Geoffrey A. MacDonald                    By: /s/  Gary D. Engle
   ----------------------------                       --------------------------
Geoffrey A. MacDonald                              Gary D. Engle
Chief Executive Officer,                           President and Chief Operating
Chairman, and a member of the                      Officer and a member of the
Executive Committee of AFG and                     Executive Committee of AFG
President and a Director of the                    (Principal Financial Officer)
Managing General Partner
(Principal Executive Officer)



Date:   April 9, 1996                             Date:   April 9, 1996
     --------------------------                        -------------------------





By:  /s/  Gary M. Romano
   ----------------------------
Gary M. Romano
Vice President and Controller
of AFG and Clerk of the Managing General
Partner
(Principal Accounting Officer)



Date:    April 9, 1996
     --------------------------