Form 10-Q
period 1996-03-31
AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP
filed 1996-05-15
CIK 808516

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996
                               -----------------------------------------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________________________________________ to

                          ___________________________

For Quarter Ended March 31, 1996             Commission File No. 0-17532



              American Income Partners III-D Limited Partnership
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                             04-6579994
- -----------------------------------------                -----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                             Identification No.)

98 North Washington Street, Boston, MA                    02114
- -----------------------------------------                -----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800
                                                  ----------------



  (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X  No_____
                                               -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes____  No____

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

      Statement of Financial Position
           at March 31, 1996 and December 31, 1995                            3

      Statement of Operations
           for the three months ended March 31, 1996 and 1995                 4

      Statement of Cash Flows
           for the three months ended March 31, 1996 and 1995                 5

      Notes to the Financial Statements                                     6-8


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9-11


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                                12

              AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                     March 31, 1996 and December 31, 1995

                                  (Unaudited)



                                                                March 31,       December 31,
                                                                  1996              1995
                                                               -----------      ------------
ASSETS
- ------

Cash and cash equivalents                                       $  409,072        $  450,165

Rents receivable, net of allowance for doubtful
  accounts of $17,000                                               17,958            18,442

Accounts receivable - affiliate                                     39,874            37,479

Equipment at cost, net of accumulated depreciation of
  $4,952,877 and $5,332,783 at March 31, 1996
  and December 31, 1995, respectively                            1,393,902         1,439,393
                                                              ------------      ------------
       Total assets                                           $  1,860,806      $  1,945,479
                                                              ============      ============
LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                                                   $   13,027      $     51,649
Accrued interest                                                        38               153
Accrued liabilities                                                 19,750            20,000
Accrued liabilities - affiliate                                     12,932            24,668
Deferred rental income                                                 200             6,944
Cash distributions payable to partners                              98,470            98,470
                                                              ------------      ------------
       Total liabilities                                           144,417           201,884
                                                              ------------      ------------
Partners' capital (deficit):
    General Partners                                               (96,630)          (96,358)
    Limited Partnership Interests
    (519,926 Units; initial purchase price of $25 each)          1,813,019         1,839,953
                                                              ------------      ------------
       Total partners' capital                                   1,716,389         1,743,595
                                                              ------------      ------------
       Total liabilities and partners' capital                $  1,860,806      $  1,945,479
                                                              ============      ============

                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
               for the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                                  1996           1995
                                                ----------     ----------
Income:

   Lease revenue                                $  125,078     $  150,906

   Interest income                                   5,421          6,568

   Gain on sale of equipment                         9,007        181,295
                                                ----------     ----------
      Total income                                 139,506        338,769
                                                ----------     ----------

Expenses:

   Depreciation                                     45,491         66,267

   Interest expense                                    577          3,233

   Equipment management fees - affiliate             6,254          7,545

   Operating expenses - affiliate                   15,920         21,883
                                                ----------     ----------

      Total expenses                                68,242         98,928
                                                ----------     ----------

Net income                                      $   71,264     $  239,841
                                                ==========     ==========

Net income
   per limited partnership unit                 $     0.14     $     0.46
                                                ==========     ==========
Cash distribution declared
   per limited partnership unit                 $     0.19     $     0.31
                                                ==========     ==========

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                                                 1996            1995
                                                              ----------      ----------
Cash flows from (used in) operating activities:
Net income                                                   $    71,264      $  239,841

Adjustments to reconcile net income to
   net cash from operating activities:
       Depreciation                                               45,491          66,267
       Gain on sale of equipment                                  (9,007)       (181,295)

Changes in assets and liabilities
   Decrease (increase) in:
      rents receivable                                               484          59,394
      accounts receivable - affiliate                             (2,395)          5,678
   Increase (decrease) in:
      accrued interest                                              (115)         (3,342)
      accrued liabilities                                           (250)         (5,500)
      accrued liabilities - affiliate                            (11,736)          1,511
      deferred rental income                                      (6,744)         (1,414)
                                                               ---------      ----------

         Net cash from operating activities                       86,992         181,140
                                                               ---------      ----------
Cash flows from investing activities:
   Proceeds from equipment sales                                   9,007         181,295
                                                               ---------      ----------

         Net cash from investing activities                        9,007         181,295
                                                               ---------      ----------
Cash flows used in financing activities:
   Principal payments - notes payable                            (38,622)        (96,250)
   Distributions paid                                            (98,470)       (164,118)
                                                               ---------      ----------

         Net cash used in financing activities                  (137,092)       (260,368)
                                                               ---------       ---------

Net increase (decrease) in cash and cash equivalents             (41,093)        102,067

Cash and cash equivalents at beginning of period                 450,165         477,199
                                                               ---------       ---------

Cash and cash equivalents at end of period                     $ 409,072       $ 579,266
                                                               =========       =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                    $     692       $   6,575
                                                               =========       =========

                  The accompanying notes are an integral part
                        of these financial statements.

              AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                                March 31, 1996

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

     At March 31, 1996, the Partnership had $405,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $595,475 are due as follows:

     For the year ending March 31, 1997     $  300,070
                                   1998        194,598
                                   1999         66,779
                                   2000         24,020
                                   2001         10,008
                                            ----------

                                   Total    $  595,475
                                            ==========

              AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)

NOTE 4 - EQUIPMENT
- ------------------

     The following is a summary of equipment owned by the Partnership at March 31, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.


                                      Lease Term           Equipment
       Equipment Type                  (Months)             at Cost
- ---------------------------           -----------        -------------

Aircraft                                 36-108            $ 3,212,715
Retail store fixtures                      1-36              1,947,213
Manufacturing                                60                414,060
Materials handling                         4-60                395,697
Computers and peripherals                  1-53                209,566
Tractors and heavy duty trucks            24-60                115,786
Construction and mining                   48-60                 32,010
Photocopying                               6-36                 19,732
                                                           -----------

                           Total equipment cost              6,346,779

                       Accumulated depreciation             (4,952,877)
                                                           -----------

     Equipment, net of accumulated depreciation            $ 1,393,902
                                                           ===========

     At March 31, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $4,065,790 representing approximately 64% of total equipment cost.

     At March 31, 1996, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease.

     Effective January 1, 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Partnership.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

              AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)

                                        1996         1995
                                      --------     --------

Equipment management fees             $  6,254     $  7,545
Administrative charges                   4,476        3,000
Reimbursable operating expenses
   due to third parties                 11,444       18,883
                                      --------     --------

                        Total         $ 22,174     $ 29,428
                                      ========     ========

NOTE 6 - NOTES PAYABLE
- ----------------------

     Notes payable at March 31, 1996 consisted of installment notes of $13,027 payable to a bank. All of the installment notes are non-recourse, with an interest rate of 7.13% and are collateralized by the equipment and assignment of the related lease payments. The installment notes will be fully amortized by noncancellable rents in the year ending March 31, 1997. The carrying amount of notes payable approximates fair value at March 31, 1996.


NOTE 7 - SUBSEQUENT EVENT
- -------------------------

     Pursuant to its agreements with PLM International, Inc., referred to in
Note 8 of the Partnership's 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Partnership and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group effective April 2, 1996.

              AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three months ended March 31, 1996 compared to the three months ended March 31,
- ------------------------------------------------------------------------------
1995:
- -----

Overview
- --------

     As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio progresses through various stages. Initially, all equipment generates rental revenues under primary term lease agreements. During the life of the Partnership, these agreements expire on an intermittent basis and equipment held pursuant to the related leases are renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio becomes available for remarketing and cash generated from operations and from sales or refinancings begins to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. In accordance with the Partnership's stated investment objectives and policies, the Managing General Partner is considering the winding-up of the Partnership's operations, including the liquidation of its entire portfolio. The Partnership's operations commenced in 1988.

Results of Operations
- ---------------------

     For the three months ended March 31, 1996, the Partnership recognized lease revenue $125,078 compared to $150,906 for the same period in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments

     The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     During the three months ended March 31, 1996 and 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $9,007 and $181,295, respectively.

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

              AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


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

     Depreciation expense for the three months ended March 31, 1996 was $45,491 compared to $66,267 for the same period in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $577, or less than 1% of lease revenue for the three months ended March 31, 1996 compared to $3,233, or 2.1% of lease revenue for the same period in 1995. In the future, interest expense will be minimal due to the scheduled maturity of the Partnership's debt obligations during the year ending March 31, 1997.

     Management fees were 5% of lease revenue in each of the periods ended March 31, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 12.7% of lease revenue for the three month period ended March 31, 1996 compared to 14.5% of lease revenue for the same period in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $86,992 and $181,140 in 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

              AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31 1996, the Partnership realized $9,007 in equipment sale proceeds compared to $181,295 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The Partnership's notes payable will be fully amortized by noncancellable rents during the year ending March 31, 1997.

     Cash distributions to the General Partners and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three month period ended March 31, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $98,470. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $97,485, and the General Partners were allocated 1%, or $985. The first quarter 1996 cash distribution was paid on April 15, 1996.

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

     The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The Managing General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                           PART II. OTHER INFORMATION



Item 1.        Legal Proceedings
               Response:  None

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


               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP


                 By:    AFG Leasing Incorporated, a Massachusetts
                        corporation and the Managing General Partner of the Registrant.


                 By:    /s/  Michael J. Butterfield
                        -----------------------------------------------
                        Michael J. Butterfield
                        Treasurer of AFG Leasing Incorporated
                        (Duly Authorized Officer and
                        Principal Accounting Officer)


                 Date:  May 15, 1996
                        -----------------------------------------------

                 By:    /s/  Gary Romano
                        -----------------------------------------------
                        Gary M. Romano
                        Clerk of AFG Leasing Incorporated
                        (Duly Authorized Officer and
                        Principal Financial Officer)


                 Date:  May 15, 1996
                        -----------------------------------------------