Form 10-Q
period 1996-09-30
AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP
filed 1996-11-19
CIK 808516

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                                  --------------------------------------------
    OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from _____________________ to _____________________

                               _____________________


For Quarter Ended September 30, 1996               Commission File No. 0-17532


              American Income Partners III-D Limited Partnership
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Massachusetts                                         04-6579994
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)


 98 North Washington Street, Boston, MA                          02114
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code    (617) 854-5800
                                                     -------------------------


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ___

                  AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                                      FORM 10-Q

                                        INDEX



                                                                           PAGE

PART I.  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

    Statement of Financial Position at September 30, 1996 and
    December 31, 1995                                                       3

    Statement of Operations for the Three and Nine Months Ended
    September 30, 1996 and 1995                                             4

    Statement of Cash Flows for the Nine Months Ended
    September 30, 1996 and 1995                                             5

    Notes to the Financial Statements                                    6-10


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS               11-14


PART II. OTHER INFORMATION

  ITEMS 1-6                                                                15

                  AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                           STATEMENT OF FINANCIAL POSITION
                       SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                     (UNAUDITED)

                                        ASSETS

                                                                1996          1995
ASSETS:
  Cash and cash equivalents                                  $  458,619    $  450,165
  Rents receivable, net of allowance for doubtful accounts
    of $17,000 at December 31, 1995                                   -        18,442
  Due from Buyer                                                470,647             -
  Accounts receivable--affiliate                                848,913        37,479
  Equipment at cost, net of accumulated depreciation
    of $5,332,783 at December 31, 1995                                -     1,439,393
                                                             ----------    ----------

        Total assets                                         $1,778,179    $1,945,479
                                                             ----------    ----------
                                                             ----------    ----------

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Notes payable                                              $        -    $   51,649
  Accrued interest                                                    -           153
  Accrued liabilities                                            46,272        20,000
  Accrued liabilities--affiliate                                  9,400        24,668
  Deferred rental income                                              -         6,944
  Cash distributions payable to partners                      1,547,961        98,470
                                                             ----------    ----------

        Total liabilities                                     1,603,633       201,884

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                             (112,048)      (96,358)
  Limited Partnership Interests (519,926 Units;
    initial purchase price of $25 each)                         286,594     1,839,953
                                                             ----------    ----------

        Total partners' capital                                 174,546     1,743,595
                                                             ----------    ----------

        Total liabilities and partners' capital              $1,778,179    $1,945,479
                                                             ----------    ----------
                                                             ----------    ----------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                               STATEMENT OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                     (UNAUDITED)



                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                              1996           1995           1996           1995
INCOME:
  Lease revenue                                             $182,584       $164,480       $417,549       $474,639
  Interest income                                              8,926          6,141         19,906         19,673
  Gain on sale of equipment                                  184,843            345        286,329        181,640
                                                            --------       --------       --------       --------
      Total income                                           376,353        170,966        723,784        675,952
                                                            --------       --------       --------       --------

EXPENSES:
  Depreciation                                                30,941         64,202        125,807        195,781
  Write-down of equipment                                          -              -        300,000              -
  Interest expense                                                 -          1,929            577          7,749
  Equipment management fees--affiliate                         9,129          8,224         20,877         23,732
  Operating expenses--affiliate                               69,074         13,621        100,671         56,996
                                                            --------       --------       --------       --------

      Total expenses                                          109,144         87,976        547,932        284,258
                                                            --------       --------       --------       --------

NET INCOME                                                  $267,209       $ 82,990       $175,852       $391,694
                                                            --------       --------       --------       --------
                                                            --------       --------       --------       --------

NET INCOME PER LIMITED PARTNERSHIP UNIT                     $   0.51       $   0.16       $   0.34       $   0.75
                                                            --------       --------       --------       --------
                                                            --------       --------       --------       --------

CASH DISTRIBUTIONS DECLARED PER LIMITED PARTNERSHIP UNIT    $   2.95       $   0.31       $   3.32       $   0.94
                                                            --------       --------       --------       --------
                                                            --------       --------       --------       --------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                (UNAUDITED)


                                                           1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 175,852     $ 391,694
  Adjustments to reconcile net income to cash from
  operating activities-
    Depreciation                                          125,807       195,781
    Write-down of equipment                               300,000             -
    Gain on sale of equipment                            (286,329)     (181,640)
    Decrease in allowance for doubtful accounts           (17,000)            -
    Changes in assets and liabilities-
      Decrease (increase) in-
        Rents receivable                                   35,442        57,469
        Accounts receivable--affiliate                    (99,671)        7,011
      Increase (decrease) in-
        Accrued interest                                     (153)       (3,997)
        Accrued liabilities                                26,272        (1,750)
        Accrued liabilities--affiliate                    (15,268)         (783)
        Deferred rental income                             (6,944)         (360)
                                                        ---------     ---------
          Cash from operating activities                  238,008       463,425
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from equipment sales                           117,505       181,640
                                                        ---------     ---------

          Cash from investing activities                  117,505       181,640
                                                        ---------     ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Principal payments--notes payable                       (51,649)     (169,706)
  Distributions paid                                     (295,410)     (492,354)
                                                        ---------     ---------

          Cash used in financing activities              (347,059)     (662,060)
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        8,454       (16,995)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            450,165       477,199
                                                        ---------     ---------
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 458,619     $ 460,204
                                                        ---------     ---------
                                                        ---------     ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest               $    730     $  11,746
                                                        ---------     ---------
                                                        ---------     ---------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  As discussed in Note 1, the Partnership entered into a sale transaction to dispose of its equipment portfolio. This transaction was closed on September 30, 1996. The Partnership received net sales proceeds of $470,647 that were deposited into an escrow account and transferred to the Partnership on October 3, 1996. This amount has been reflected as Due from Buyer on the Statement of Financial Position at September 30, 1996.

  As discussed in Notes 1 and 4, the Partnership entered into an additional sale transaction to dispose of its interest in an aircraft leased to Northwest Airlines, Inc. This transaction was settled on September 30, 1996. The net sales proceeds of $711,763 were deposited into an escrow account and transferred to the Partnership on October 3, 1996. This amount has been included in Accounts Receivable-Affiliate on the Statement of Financial Position at September 30, 1996.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                                  (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements, and accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.

     On September 30, 1996, the Partnership sold all of its equipment assets, excluding its interest in an aircraft, for $470,647 (see Notes 4 and 5). In October 1996, the Partnership filed Form 8-K, which provided a description of the remarketing process and the terms of sale. The entire remarketing effort was undertaken jointly by 15 individual equipment leasing programs, consisting of the Partnership and 14 affiliated partnerships, each of which individually executed separate purchase and sale agreements with RSL Finance Limited Partnership II (the Buyer) and certain of which entered into a collective purchase and sale agreement with Northwest Airlines Inc. (NWA) to sell all or a portion of their equipment assets (the Sale Assets). Certain of these partnerships, including the Partnership, sold their collective interest in a McDonnell Douglas MD-82 aircraft (NWA Aircraft) to NWA. The net consideration for this aircraft was allocated first to remaining lease rental obligations and second to sale proceeds. The Partnership's proportionate share of this consideration was $813,087, including $711,763 representing net sale proceeds (see Notes 3 and 4).

     The Managing General Partner anticipates that the Partnership will be dissolved on or before December 31, 1996 in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership. Prior to December 31, 1996, the Managing General Partner will wind-up the operations of the Partnership and make a liquidating distribution of $1,547,961 to the Partners. The distribution approximates all of the Partnership's available cash, net of estimated wind-up costs and a contingency reserve. In November 1996, the contingency reserve of $175,000 was deposited into a separate account to cover any unforeseen liabilities that may arise in future periods. At such time as the Managing General Partner considers appropriate, any balance in the reserve account will be distributed to the Partners according to their respective ownership interests in the Partnership at the date of its dissolution (see Note 6).

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                                  (Continued)

(1)  BASIS OF PRESENTATION (Continued)

     The financial statements presented have been prepared on a going-concern basis through September 30, 1996. Due to the imminent dissolution of the Partnership requiring liquidation and distribution of its net assets, a statement of net assets in liquidation as of September 30, 1996 is presented below. This statement is prepared based on anticipated liquidating values of assets and liabilities. Management has determined the liquidating values of amounts receivable based on collectibility of balances prior to any final distribution and termination of the Partnership. Accrued liabilities have been estimated based on the existing obligations and anticipated fees and costs associated with the sales transactions and the wind-up effort. Cash distributions to partners, including contingency reserves, may vary depending upon the realization of the amounts estimated by management. Values estimated by management may be different from actual amounts.

          Assets:
            Cash and cash equivalents                $  458,619
            Due from Buyer                              470,647
            Accounts receivable--affiliate              848,913
                                                     ----------
               Total assets                          $1,778,179
                                                     ----------
                                                     ----------

          Liabilities:
            Accrued liabilities                      $  46,272
            Accrued liabilities--affiliate               9,400
            Cash distributions payable to partners,
              including contingency reserve          1,722,507
                                                     ----------

               Total liabilities                     $1,778,179
                                                     ----------
                                                     ----------

          Net assets                                 $        -
                                                     ----------
                                                     ----------

(2) CASH

    The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities. At September 30, 1996, the Partnership had $455,000 invested in reverse repurchase agreements.

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                                  (Continued)


(3)  REVENUE RECOGNITION

     Rents were payable to the Partnership monthly or quarterly and no significant amounts were calculated on factors other than the passage of time. The leases were accounted for as operating leases and were noncancelable. Rents received prior to their due dates were deferred. Lease rentals, representing early termination rents, were recognized as revenue in the period in which they were received.

     As discussed in Note 1, the Partnership realized $101,324 of early termination rents in connection with the sale of the NWA Aircraft.

(4)  EQUIPMENT

     The following is a summary of equipment owned by the Partnership immediately prior to the sales transactions described in Note 1.

                                         LEASE TERM      EQUIPMENT
              EQUIPMENT TYPE              (MONTHS)        AT COST

         Aircraft                           36-60       $ 3,212,715
         Manufacturing                         60           414,060
         Materials handling                  4-60           336,197
         Tractors and heavy duty trucks     24-60           115,786
         Construction and mining            48-60            31,866
         Photocopying                        6-36            19,732
                                                        -----------
                             Total equipment cost         4,130,356

                         Accumulated depreciation        (3,116,770)
                                                        -----------

       Equipment, net of accumulated depreciation       $ 1,013,586
                                                        -----------
                                                        -----------

    As discussed in Note 1, on September 30, 1996, the Partnership sold all of the foregoing equipment for $1,182,410, including $711,763 of net sales proceeds related to the NWA Aircraft.

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                                  (Continued)


(5) RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by American Finance Group (AFG) on behalf of the Partnership, and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                            1996       1995

      Equipment management fees                           $ 20,877    $23,732
      Administrative charges                                17,904     13,428
      Reimbursable operating expenses due to third parties  82,767     43,568
                                                          --------    -------
           Total                                          $121,548    $80,728
                                                          --------    -------
                                                          --------    -------

     Administrative charges and reimbursable operating expenses due to third parties in 1996 include all costs anticipated in connection with the Partnership's wind-up and dissolution.

     All rents and proceeds from the sale of equipment, including the sales transactions described in Note 1, are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1996, the Partnership was owed $848,913 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1996. The sales proceeds due from the Buyer were deposited into the escrow account subsequent to September 30, 1996.

     The remarketing effort described in Note 1 was undertaken jointly by 15 individual equipment leasing programs, consisting of the Partnership and 14 affiliated partnerships (Other Affected Partnerships). Collectively, the Partnership and the Other Affected Partnerships offered for sale all or a portion of their equipment assets. Thirteen of the programs, including the Partnership, sold all of their equipment assets and are expected to wind up business operations by December 31, 1996; the remaining two programs, which will continue their business operations beyond December 31, 1996, sold only their interest in assets owned jointly with one or more of the 13 programs anticipating wind-up by December 31, 1996. Substantially all of the Partnership's equipment assets of material value represented partial ownership interests whereby the Partnership owned less than a 100% interest in the equipment it sold. The remaining interests in such assets were owned by one or more of the Other Affected Partnerships. Ultimately, the Sale Assets were sold for an aggregate adjusted sale price of approximately $32,997,000, of which the Partnership's proportionate share, net of associated costs, was determined to be $470,647. In a separate transaction, the Partnership and certain of the Other Affected Partnerships sold their entire interest in the NWA Aircraft to the lessee and agreed to terminate the lease agreement for total proceeds of $13,200,000, of which the Partnership's proportionate share, net of associated costs, was determined to be $813,087, including early

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                                  (Continued)



(5)  RELATED PARTY TRANSACTIONS (Continued)

     termination rents of $101,324. The Partnership's proportionate share in both transactions is net of certain third-party advisory fees incurred in connection with the equipment sales.

     The Buyer is a limited partnership established to acquire the Sale Assets, excluding the NWA Aircraft, and has no direct affiliation with the Partnership, the Other Affected Partnerships, the General Partners or AFG. The sole general partner of the Buyer is RSL Holdings, Inc.
     (RSL). An affiliate of RSL purchased a significant limited partnership interest in a direct-participation equipment leasing program co-sponsored by AFG in 1992. AFG acquired this interest in 1993 for cash and assumption of indebtedness. There have been no other business dealings between the Buyer and AFG and their affiliates.

(6)  SUBSEQUENT EVENTS

     On October 10, 1996, the General Partner entered into a Cross Partnership Agreement with the general partners of certain other affiliated partnerships. Under this agreement, each of the general partners has agreed to set aside a contingency reserve amount for future liabilities and deposit that amount into an account that may be accessed by any of the general partners to fund any and all obligations contemplated under the Cross Partnership Agreement. Any obligation of the Partnership that is not associated with the sales transactions (see Note 1) will directly reduce the Partnership's reserve amount. All costs arising as a result of the sales transactions will be allocated against the reserve amount of the Partnership and other affiliated partnerships. If the reserve amount contributed by the Partnership is reduced below zero, the reserve amounts contributed by the general partners of the other affiliated partnerships shall be debited on a pro rata basis to cover the deficit. Likewise, if the reserve amount contributed by one of the affiliated partnerships is reduced below zero, the reserve amounts of the Partnership and the other affiliated partnerships shall be debited on a pro rata basis to cover the deficit. Upon termination of the contingency reserve account, any monies remaining will be distributed to those partnerships with positive balances. The Partnership's reserve amount under this agreement was determined to be $175,000 and was deposited in the reserve account in November 1996.

     In connection with the wind-up effort, AFG Leasing Incorporated, the Managing General Partner of the Partnership, was merged with and into AFG Leasing IV Incorporated effective October 17, 1996. Accordingly, AFG Leasing IV Incorporated became the Managing General Partner of the Partnership commencing October 17, 1996. AFG Leasing IV Incorporated was established in 1987 and is also the general partner or managing general partner of certain other affiliated partnerships sponsored by AFG.

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Three and Nine Months Ended September 30, 1996 Compared To the Three and Nine Months Ended September 30, 1995:

OVERVIEW

The Partnership was organized in 1988 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind up its operations within approximately seven years of its inception.

On September 30, 1996, the Partnership sold all of its equipment assets. The remarketing effort described in Note 1 was undertaken jointly by 15 individual equipment leasing programs, consisting of the Partnership and 14 affiliated partnerships (Other Affected Partnerships). Collectively, the Partnership and the Other Affected Partnerships offered for sale all or a portion of their equipment assets (Sale Assets). Thirteen of the programs, including the Partnership, sold all of their equipment assets and are expected to wind up business operations by December 31, 1996; the remaining two programs, which will continue their business operations beyond December 31, 1996, sold only their interest in assets owned jointly with one or more of the 13 programs anticipating wind up by December 31, 1996. Substantially all of the Partnership's equipment assets of material value represented partial ownership interests whereby the Partnership owned less than a 100% interest in the equipment it sold. The remaining interests in such assets were owned by one or more of the Other Affected Partnerships. Ultimately, the Sale Assets, excluding the NWA Aircraft, were sold for an aggregate adjusted sale price of approximately $32,997,000, of which the Partnership's proportionate share, net of associated costs, was determined to be $470,647. In a separate transaction, the Partnership and certain of the Other Affected Partnerships sold their entire interest in the NWA Aircraft to the lessee and agreed to terminate the lease agreement for total proceeds of $13,200,000, of which the Partnership's proportionate share, net of associated costs, was determined to be $813,087, including early termination rents of $101,324.
The Partnership's proportionate share in both transactions is net of certain third-party advisory fees incurred in connection with the equipment sales.

The Managing General Partner anticipates that the Partnership will be dissolved on or before December 31, 1996 in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (Partnership Agreement). Prior to December 31, 1996, the Managing General Partner will wind up the operations of the Partnership and make a liquidating cash distribution of $1,547,961 to the Partners. The distribution approximates all of the Partnership's available cash, net of estimated wind-up costs and a

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

                                  (Continued)


OVERVIEW (Continued)

contingency reserve. In November 1996, the contingency reserve of $175,000 was deposited in a separate account to cover any unforeseen liabilities that may arise in future periods. At such time as the Managing General Partner considers appropriate, any balance in the reserve account will be distributed to the Partners according to their respective ownership interests in the Partnership at the date of its dissolution (See Note 6 to the financial statements).

The financial statements presented have been prepared on a going-concern basis through September 30, 1996. Due to the imminent dissolution of the Partnership requiring liquidation and distribution of its net assets, management has determined the liquidating values of amounts receivable based on collectibility of balances prior to any final distribution and termination of the Partnership. Accrued liabilities have been estimated based on the existing obligations and anticipated fees and costs associated with the sales transactions and the wind-up effort. Cash distributions to Partners, including contingency reserves, may vary depending upon the realization of the amounts estimated by management. Values estimated by management may be different from actual amounts.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 1996, the Partnership recognized lease revenue of $182,584 and $417,549, respectively, compared to $164,480 and $474,639 for the same periods in 1995. The increase in lease revenue for the three months ended September 30, 1996 resulted from the recognition of $101,324 in lease revenue related to early termination rents associated with the sale of the NWA Aircraft. This was partially offset by renewal lease term expirations and the sale of equipment. The Partnership also earned interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

Prior to the sale of the Partnership's assets, the Partnership's equipment portfolio included certain assets in which the Partnership held a proportionate ownership interest. In such cases, the remaining interests were owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enabled the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk that could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually reported, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the equipment.

During the three and nine months ended September 30, 1996, the Partnership sold equipment which had been fully depreciated in the normal course of business to existing lessees and third parties. The sales resulted in net gains, for financial statement purposes, of $16,019 and $117,505, respectively, compared to net gains of $345 and $181,640 on equipment which had been fully depreciated for the same periods in 1995. In

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

                                  (Continued)


RESULTS OF OPERATIONS (Continued)

connection with the September 30, 1996 sales transactions discussed above, the Partnership realized a net gain of $168,824.

Depreciation expense for the three and nine months ended September 30, 1996 was $30,941 and $125,807, respectively, compared to $64,202 and $195,781 for the same periods in 1995. For financial reporting purposes, to the extent that an asset was held on primary lease term, the Partnership depreciated the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. To the extent that equipment was held beyond its primary lease term, the Partnership continued to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

During the nine months ended September 30, 1996, the Partnership recorded a write-down, representing an impairment in value, pertaining to its interest in a Lockheed L-1011 aircraft. This adjustment was precipitated by continuing deterioration in the secondary market for wide-body aircraft of this type. Several air carriers have reduced their commitment to the L-1011, and a major domestic air carrier is expected to retire eleven L-1011 aircraft from its fleet. Further, it appeared that future demand for this type of aircraft would be weak, consisting principally of air cargo or operators of passenger charters. In consideration of such circumstances and in accordance with Financial Accounting Standards Board Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Partnership reduced the carrying value of its L-1011 aircraft interest to its estimated current fair market value. This resulted in a write-down of $300,000, representing $0.57 per limited partnership unit.

There was no interest expense for the three month periods ended September 30, 1996. Interest expenses was $1,929 or 1.2% of lease revenue for the same period in 1995. Interest expense was $577 and $7,749 or less than 1% and 1.6% for the nine month periods ended September 30, 1996 and 1995, respectively.

Management fees were 5% of lease revenue in each of the periods ended September 30, 1996 and 1995.

Operating expenses consisted principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs were incurred in connection with equipment being remarketed. Collectively, operating expenses represented 37.8% and 24.1% of lease revenue for the three and nine month periods ended September 30, 1996, respectively, compared to 8.3% and 12% of lease revenue for the same periods in 1995. Operating expenses for the three and nine month periods ended September 30, 1996 included all costs anticipated in connection with the Partnership's wind-up and dissolution.

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

                                  (Continued)


LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

The Partnership, by its nature, is a limited-life entity that was established for specific purposes described in the preceding "Overview." As an equipment leasing program, the Partnership's principal operating activities have been derived from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations was provided from the collection of periodic rents. These cash inflows were used to satisfy debt service obligations associated with leveraged leases and to pay management fees and operating costs. Operating activities generated net cash inflows of $238,008 and $463,425 in 1996 and 1995, respectively.

Cash realized from asset disposal transactions, excluding the sales transactions on September 30, 1996, is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1996 and 1995, the Partnership realized $117,505 and $181,640, respectively, in equipment sale proceeds during the normal course of business.

The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. All of the Partnership's outstanding debt obligations were retired in 1996.

On September 30, 1996, the Partnership recorded a receivable in the amount of $813,087 in connection with the disposal of the NWA Aircraft. The Partnership also recorded a receivable of $470,647 in connection with the sale of all of its remaining equipment assets. These proceeds were deposited into an escrow account and transferred to the Partnership on October 3, 1996. In conjunction with this transaction, the Managing General Partner has commenced the dissolution and liquidation of the Partnership. The aggregate funds from the sales transactions and liquidation will be used to fund existing obligations, including estimated costs of the wind-up effort and sales transactions and to establish a contingency reserve to cover any unforeseen liabilities. The remaining funds, including any unutilized contingency reserves, will be distributed to the Partners in accordance with the terms of the Partnership Agreement and related agreements.

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                          PART II.  OTHER INFORMATION


Item 1.       Legal Proceedings
Response:      None.

Item 2.        Changes in Securities
Response:      None.

Item 3.        Defaults upon Senior Securities
Response:      None.

Item 4.        Submission of Matters to a Vote of Security Holders
Response:      None.

Item 5.        Other Information
Response:      None.

Item 6(a).     Exhibits
Response:      None.

Item 6(b).     Reports on Form 8-K
Response:      None.

                                SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.

               AMERICAN INCOME PARTNERS III-D LIMITED PARTNERSHIP


   By:  AFG Leasing IV Incorporated, a Massachusetts
corporation and the Managing General Partner of the Registrant.


By:  /S/ Michael J. Butterfield
     --------------------------
Michael J. Butterfield
Treasurer of AFG Leasing IV Incorporated
(Duly Authorized Officer and
Principal Accounting Officer)


Date:  November 19, 1996
       -----------------


By:  /S/ Gary M. Romano
     ------------------
Gary M. Romano
Clerk of AFG Leasing IV Incorporated
(Duly Authorized Officer and
Principal Financial Officer)


Date:  November 19, 1996
       -----------------